Form 10QSB
period 2000-09-30
MAINTENANCE DEPOT INC
filed 2000-11-13
CIK 1039683

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                                   (MARK ONE)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2000

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ____________ TO _____________

                         COMMISSION FILE NUMBER: 0-31375

                             MAINTENANCE DEPOT, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 Florida                                        65-0329380
   (STATE OR OTHER JURISDICTION                              (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION)                         IDENTIFICATION NUMBER)


        516 MONCEAUX RD. WEST PALM BEACH, FL                         33405
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

         ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE: (561) 659-9006

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of September 30, there were approximately 2,644,210 common shares outstanding.

PART  I  -  FINANCIAL  INFORMATION

Item  1.  Financial  Statements


                             MAINTENANCE DEPOT, INC.
                                 Balance Sheets

                                     ASSETS
                                     ------

                                      September 30,   December 31,
                                           2000           1999
                                      --------------  -------------
                                       (Unaudited)
CURRENT ASSETS
  Cash                                $        4,197  $       4,505
  Accounts receivable, net (Note 1)        1,170,017      1,158,196
  Inventory (Note 1)                       1,441,024      1,369,092
  Prepaids and other current assets          193,906         90,837
                                      --------------  -------------

    Total Current Assets                   2,809,144      2,622,630
                                      --------------  -------------

FIXED ASSETS (Notes 1 and 2)               2,799,049        373,544
                                      --------------  -------------

    TOTAL ASSETS                      $    5,608,193  $   2,996,174
                                      ==============  =============

                           MAINTENANCE  DEPOT,  INC.
                         Balance  Sheets  (Continued)

LIABILITIES  AND  STOCKHOLDERS'  EQUITY

                                                          September 30,    December 31,
                                                              2000             1999
                                                         ---------------  --------------
                                                           (Unaudited)
CURRENT LIABILITIES
  Cash overdraft                                         $       77,083   $     137,201
  Line of credit (Note 5)                                     1,399,821       1,143,708
  Accounts payable                                              944,353       1,480,014
  Accrued expenses                                               56,986          83,103
  Notes payable - current portion (Note 3)                        9,469          11,388
                                                         ---------------  --------------

    Total Current Liabilities                                 2,487,712       2,855,414
                                                         ---------------  --------------
LONG-TERM DEBT

  Notes payable - long term (Note 3)                          2,105,662         112,414
                                                         ---------------  --------------

    Total Long-Term Debt                                      2,105,662         112,414
                                                         ---------------  --------------

    Total Liabilities                                         4,593,374       2,967,828
                                                         ---------------  --------------

COMMITMENTS (Note 4)

STOCKHOLDERS' EQUITY

  Preferred stock: $0.001 par value, 10,000,000 shares
   authorized; 700,000 and -0- shares issued and
   outstanding, respectively                                        700               -
  Common stock: $0.001 par value, 40,000,000 shares
   authorized; 2,644,210 and 2,085,551 shares issued
   and outstanding, respectively                                  2,645           2,086
  Additional paid-in capital                                  2,054,053       1,074,814
  Accumulated deficit                                        (1,042,579)     (1,048,554)
                                                         ---------------  --------------

    Total Stockholders' Equity                                1,014,819          28,346
                                                         ---------------  --------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $    5,608,193   $   2,996,174
                                                         ===============  ==============

                                        MAINTENANCE DEPOT, INC.
                                        Statements of Operations
                                              (Unaudited)



                                                    For the                            For the
                                               Nine Months Ended                  Three Months Ended
                                                  September 30,                      September 30,
                                    -----------------------------------------  ------------------------
                                           2000                  1999             2000         1999
                                    -------------------  --------------------  -----------  -----------
SALES, NET                          $        6,741,771   $         5,237,418   $2,032,529   $1,990,627

COST OF GOODS SOLD                           5,162,821             4,028,472    1,586,366    1,624,890
                                    -------------------  --------------------  -----------  -----------

  Gross Margin                               1,578,950             1,208,946      446,163      365,737
                                    -------------------  --------------------  -----------  -----------

OPERATING EXPENSES

  General and administrative
    expenses                                 1,284,058             1,151,933      295,933      421,978
  Depreciation expense                          68,419                69,876       19,648       29,743
                                    -------------------  --------------------  -----------  -----------

    Total Operating Expenses                 1,352,477             1,221,809      315,581      451,721
                                    -------------------  --------------------  -----------  -----------

    Income (Loss) from Operations              226,473               (12,863)     130,584      (85,984)
                                    -------------------  --------------------  -----------  -----------

OTHER INCOME (EXPENSE)

  Bad debt expense                                (968)              (51,026)        (227)     (20,054)
  Interest expense                            (219,530)             (151,238)     (92,412)     (63,344)
                                    -------------------  --------------------  -----------  -----------

    Total Other Income (Expense)              (220,498)             (202,264)     (92,639)     (83,398)
                                    -------------------  --------------------  -----------  -----------

INCOME TAX BENEFIT                                   -                     -            -            -
                                    -------------------  --------------------  -----------  -----------

NET INCOME (LOSS)                   $            5,975   $          (215,127)  $   37,943   $ (169,382)
                                    ===================  ====================  ===========  ===========

BASIC INCOME (LOSS)
PER SHARE                           $             0.00   $             (0.11)  $     0.02   $    (0.09)
                                    ===================  ====================  ===========  ===========

                             MAINTENANCE DEPOT, INC.
                       Statements of Stockholders' Equity

                                          Preferred Stock              Common Stock        Additional
                                 ------------------------------  -----------------------    Paid-in     Accumulated
                                     Shares          Amount       Shares       Amount       Capital      Deficit
                                 ---------------  -------------  ---------  ------------  -----------  ------------
Balance, December 31, 1997                     -  $           -  1,870,001  $      1,870  $  685,213   $  (637,302)

Net loss for the year ended
 December 31, 1998                             -              -          -             -           -       (26,744)
                                 ---------------  -------------  ---------  ------------  -----------  ------------

Balance, December 31, 1998                     -              -  1,870,001         1,870     685,213      (664,046)

Conversion of notes payable
and interest to common stock
at $2.00 per share                             -              -    110,550           111     220,989             -

Common stock issued for
cash and services at $2.00
per share                                      -              -    105,000           105     209,895             -

Stock offering costs                           -              -          -             -     (41,283)            -

Net loss for the year ended
 December 31, 1999                             -              -          -             -           -      (384,508)
                                 ---------------  -------------  ---------  ------------  -----------  ------------

Balance, December 31, 1999                     -              -  2,085,551         2,086   1,074,814    (1,048,554)

Common stock issued for
 cash at $1.79 per share
 (unaudited)                                   -              -    558,659           559     999,441             -

Preferred stock issued for
 cash at $0.015 per share
 (unaudited)                             700,000            700          -             -       9,798             -

Stock offering costs                           -              -          -             -     (30,000)            -

Net income for the nine months
 ended September 30, 2000
 (unaudited)                                   -              -          -             -           -         5,975
                                 ---------------  -------------  ---------  ------------  -----------  ------------

Balance, September 30, 2000
 (unaudited)                             700,000  $         700  2,644,210  $      2,645  $2,054,053   $(1,042,579)
                                 ===============  =============  =========  ============  ===========  ============

                                               MAINTENANCE DEPOT, INC.
                                               Statements of Cash Flows
                                                     (Unaudited)

                                                                    For the                           For the
                                                               Nine Months Ended                 Three Months Ended
                                                                 September 30,                     September 30,
                                                  -----------------------------------------  ------------------------
                                                         2000                  1999              2000         1999
                                                  -------------------  --------------------  ------------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (loss)                               $            5,975   $          (215,127)  $    37,943   $(169,382)
  Adjustments to reconcile net (loss) to net
   cash used in operating activities:
    Allowance for bad debts                                        -                45,000             -      15,000
    Depreciation and amortization                             68,419                69,876        19,648      29,743
  Changes in assets and liabilities:
    (Increase) decrease in accounts receivable               (11,821)             (207,676)      191,029     (58,721)
    (Increase) decrease in inventory                         (71,932)             (386,410)     (274,312)   (124,970)
    (Increase) decrease in prepaids                         (143,315)               (7,971)     (135,161)    (37,459)
    (Increase) decrease in deposits                           40,246               (39,751)       36,230      43,362
    Increase (decrease) in accounts payable                 (535,661)              570,271      (349,891)    121,317
    Increase (decrease) in accrued expenses                  (26,117)              (64,572)       52,233         823
    Increase (decrease) in other current
     liabilities                                                   -               100,500             -    (100,500)
    Increase (decrease) in cash overdraft                    (60,118)               40,099        50,385     (57,226)
                                                  -------------------  --------------------  ------------  ----------

      Net Cash (Used) by Operating Activities               (734,324)              (95,761)     (371,896)   (338,013)
                                                  -------------------  --------------------  ------------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES

  Purchase of fixed assets                                (2,493,924)             (300,457)   (2,441,135)   (127,690)
                                                  -------------------  --------------------  ------------  ----------

      Net Cash (Used) by Investing Activities             (2,493,924)             (300,457)   (2,441,135)   (127,690)
                                                  -------------------  --------------------  ------------  ----------


CASH FLOWS FROM FINANCING ACTIVITIES

  Proceeds from cash sale of common stock                    970,000               376,564       570,000     376,564
  Proceeds from cash sale of preferred stock                  10,498                     -             -           -
  Proceeds from revolving credit notes payable               256,113                30,121         8,025      91,716
  Proceeds from mortgage                                   2,000,000                     -     2,000,000           -
  Principal payments on notes payable                         (8,671)               (7,447)       (2,660)     (1,447)
  Payments on revolving credit notes payable                       -                     -             -           -
                                                  -------------------  --------------------  ------------  ----------

      Net Cash Provided by Financing Activities            3,227,940              (399,416)    2,575,365     467,011
                                                  -------------------  --------------------  ------------  ----------

NET INCREASE (DECREASE) IN CASH                                 (308)                3,198      (237,666)      1,308

CASH AT BEGINNING OF PERIOD                                    4,505                     -       241,863       1,890
                                                  -------------------  --------------------  ------------  ----------

CASH AT END OF PERIOD                             $            4,197   $             3,198   $     4,197   $   3,198
                                                  ===================  ====================  ============  ==========

CASH PAID FOR:

  Interest expense                                $          219,530   $           151,238   $    92,412   $  63,344
  Income taxes                                    $                -   $                 -   $         -   $       -


                             MAINTENANCE DEPOT, INC.
                        Notes to the Financial Statements
                    September 30, 2000 and December 31, 1999


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          a.   Organization

               PS Industries, Inc. (the Company) was incorporated in the state of Florida on August 6, 1990 for the primary purpose of distributing and wholesaling janitorial supplies, paper and equipment. On July 11, 1991, the Company changed its name to Maintenance Depot, Inc. In addition to the wholesale distribution of over, 4,000 nationally recognized brands, the Company also formulates, packages and distributes over 200 of its own branded cleaning products and chemicals. The Company also offers a private labeling program to distributors who wish to purchase chemicals, powders and aerosols under their own label.

               The Company presently houses its manufacturing, warehouse, laboratory and offices in a 70,000 square foot facility in West Palm Beach, Florida. The Company's current customer base includes food service, industrial, janitorial, safety and export distributors throughout the United States.

          b.   Cash Equivalents

               The Company considers all highly liquid investments and deposits with a maturity of three months or less when purchased to be cash equivalents.

          c.   Accounting Method

               The Company's financial statements are prepared using the accrual method of accounting. The Company has adopted a calender year end.

               Sales revenue is recognized when the product is shipped to the customer and expenses are recognized as incurred.

          d.   Inventories

               Inventories consisting principally of janitorial supplies, paper and equipment are stated at the lower of average cost or market value. Cost is determined by the first-in, first-out (FIFO) method.

          e.   Property and Equipment

               Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful life or lease term of the related asset.

                    Computer equipment      5 years
                    Equipment               7 years
                    Furniture and fixtures  7 years
                    Leasehold improvements  5 years

          f.   Basic Net Income (Loss) Per Share

                                 For  the  Nine  Months  Ended
                                        June  30,  2000
                             -----------------------------------------
                                        (Denominator)
                                           Weighted
                              (Numerator)    Average         Net
                                Income      Number of     Income Per
                                Amounts     Shares          Share
                             ------------  -----------  --------------

          Net  Income         $     5,975    2,195,653    $     0.00
                             ------------  -----------  --------------

                              $     5,975    2,195,653    $     0.00
                             ============  ============  =============

                                 For  the  Nine  Months  Ended
                                        June  30,  1999
                             -----------------------------------------
                                         (Denominator)
                                            Weighted
                             (Numerator)     Average        Net
                                (Loss)      Number of    (Loss) Per
                                Amounts       Shares       Share
                             ------------  -----------  --------------

          Net  loss           $  (215,127)   1,890,515    $    (0.11)
                             ------------  -----------  --------------

                              $  (215,127)   1,890,515    $    (0.11)
                             ============  ============  =============

          g.   Income Taxes

               As of September 30, 2000, the Company had a net operating loss carryforward for federal income tax purposes of approximately $460,000 that may be used in future years to offset taxable income. The net operating loss carryforward will begin to expire in 2020. The tax benefit of the cumulative carryforwards has been offset by a valuation allowance of the same amount.

          h.   Accounts Receivable

               Accounts receivable are shown net of the allowance for doubtful accounts. The allowance was $100,000 at September 30, 2000.

          i.   Estimates

               The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

          j.   Advertising

               The  Company   follows  the  policy  of  charging  the  costs  of
               advertising to expense as incurred.

                             MAINTENANCE DEPOT, INC.
                        Notes to the Financial statements
                    September 30, 2000 and December 31, 1999

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          k.   Unaudited Financial Statements

               The accompanying unaudited financial statements include all of the adjustments which, in the opinion of management, are necessary for a fair presentation. Such adjustments are of a normal recurring nature.


NOTE 2 - FIXED ASSETS

               Fixed assets at September 30, 2000 and December 31, 1999 consisted of the following:

                                                  September 30,    December 31,
                                                      2000             1999
                                                 ---------------  --------------
                                                   (Unaudited)

               Land                              $    1,349,100   $           -
               Building                               1,104,567               -
               Computer equipment                       209,308         190,734
               Equipment                                364,545         348,286
               Furniture and fixtures                    66,703          62,963
               Leasehold improvements                    41,407          39,723
                                                 ---------------  --------------
                                                      3,135,630         641,706

               Less accumulated depreciation
                  and amortization                     (336,581)       (268,162)
                                                 ---------------  --------------

               Net Property and Equipment        $    2,799,049   $     373,544
                                                 ===============  ==============

               Depreciation expense for the nine months ended September 30, 2000 and the year ended December 31, 1999 was $68,419 and $77,283, respectively.


NOTE 3 - LONG-TERM DEBT

Long-term debt at September 30, 2000 and December 31, 1999 consists of the following:

                                               September 30,   December 31,
                                                    2000           1999
                                               --------------  -------------
                                                 (Unaudited)

  Note payable to an individual, payable in
   monthly interest only payments at 12%
   through March 2002, unsecured.              $      100,000  $     100,000

  Note payable to a bank, payable in monthly
   interest only payments at 12.5% through
   July 2005, secured by land and building.         2,000,000              -

  Note payable to an individual, payable in
   monthly installments of $1,000 including
   interest at 8% through January 2002,
   unsecured.                                          15,131         23,802
                                               --------------  -------------

  Balance Forward                              $    2,115,131  $     123,802
                                               --------------  -------------

                             MAINTENANCE DEPOT, INC.
                        Notes to the Financial statements
                    September 30, 2000 and December 31, 1999

NOTE 3 - LONG-TERM DEBT (Continued)

               Balance Forward                         $2,115,131   $  123,802

               Less current portion                        (9,469)     (11,388)
                                                       -----------  -----------

                                                       $2,105,662   $  112,414
                                                       ===========  ===========

               Future maturities of long-term debt are as follows:

               2001                                                  $    9,469
               2002                                                     105,662
               2003                                                           -
               2004                                                           -
               2005                                                   2,000,000
                                                                    -----------
                   Total                                             $2,115,131
                                                                    ===========

NOTE 4 - OPERATING LEASES

               The Company is obligated to lease its prior facilities under an operating lease through 2003. The following is a schedule of future minimum rental payments under the operating lease at September 30, 2000.

               2000                                                  $  122,334
               2001                                                     176,400
               2002                                                     176,400
               2003                                                     176,400
                                                                    -----------

                    Total                                            $  651,534
                                                                    ===========

               As of December 31, 1999, the Company has sublet certain portions of its prior facilities to third parties under subleases that expire in November 2003. The monthly rental income from the subleases is $12,830.

NOTE 5 - REVOLVING CREDIT NOTE PAYABLE

               The Company has a revolving credit note with First Capital Corporation which provides that it may borrow up to $1,500,000 at a varying rate of interest which is five and one-half percent (5.5%) per annum above the higher of seven and one-quarter percent (7.25%) or the highest prime rate published daily in The
                                                                             ---
               Wall Street  Journal  under "Money  Rates".  As security for this
               --------------------
               note, the lender has a security interest in all machinery, equipment, furniture, fixtures, inventory and accounts receivable.

               As additional provisions of the loan agreement, the Company has agreed to the following covenants:

               1. Maintain an indebtedness to tangible net worth ratio of not more than 7.5 to 1.
               2. Maintain a current assets to current liabilities ratio of at least 1.2 to 1.
               3.   Not allow its working  capital  from the funding  date until the note has been paid in full to be less than $180,000.
               4.   Not allow its tangible net worth from the funding date until the note has been paid in all to be less than $115,000.
               5.   Not allow its cumulative  quarterly cash flows to drop below zero.

                             MAINTENANCE DEPOT, INC.
                        Notes to the Financial Statements
                    September 30, 2000 and December 31, 1999


NOTE 5 - REVOLVING CREDIT NOTE PAYABLE (Continued)

               First Capital Corporation periodically monitors the Company's compliance with these covenants and financial ratios. This revolving credit note was executed on April 15, 1999 and as of September 30, 2000 the loan balance was $1,399,821 and the Company was in default of various provisions of the loan covenants.

               On February 15, 2000, First Capital Corporation increased the line of credit from $1,000,000 to $1,500,000 and extended the term of the credit note to February 14, 2001.

NOTE 6 - GOING CONCERN

               The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash to cover its current liabilities, nor have revenues been sufficient to cover its operating costs on a continuing basis and to allow it to continue as a going concern. It is the intent of the Company to continue a limited offering of its common stock.

NOTE 7 - COMMON STOCK TRANSACTIONS

               During the year ended December 31, 1999, the Company completed an offering whereby it sold 105,000 shares of its common stock at $2.00 per share for cash proceeds of $200,000 and services of $10,000.

               During the year ended December 31, 1999, the Company incurred cost of $41,283 in connection with the raising of additional capital. These costs were changed to paid in capital.

               During the year ended December 31, 1999, the Company issued $201,000 of notes payable which, with $20,100 of accrued interest, were converted to 110,550 shares of the Company's common stock at $2.00 per share.

               During the nine months ended September 30, 2000, the Company issued 558,659 shares of common stock for cash at $1.79 per share for a total of $1,000,000.

NOTE 8 - PREFERRED STOCK TRANSACTIONS

               During the nine months ended September 30, 2000, the Company issued 700,000 shares of preferred stock at $0.015 per share for a total of $10,498.

NOTE 9 - STOCK PURCHASE AGREEMENT

               On June 20, 2000, the Company entered into a stock purchase agreement with an investor. The Company has authorized the sale and issuance of 1,005,590 shares of common stock at $1.79 per share for a total of $1,800,000. As of September 30, 2000, the Company has issued 558,659 shares of common stock and received $1,000,000 as compensation.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The influx of funds pursuant to the securities purchase agreement with Solano Venture Group, LP ($1,000,000 to date) has enabled the company to take advantage of various purchase and prompt payment discounts in addition to being able to increase purchases to insure inventory availability for our customers needs.

Sales were up approximately 28.8% over that of the same period in the prior year and gross profits remained strong as sales of goods with marginal profits were replaced with those yielding larger returns.

These factors, along with the efficiencies of operations we have experienced in our new facility, have enabled revenues and profits to grow during this period.

In July, the Company purchased our new facility, previously rented by the company. The purchase price was approximately $2,453,000, which was financed with a five- (5) year interest only loan of $2,000,000 at an interest rate of 12.5%.

                           PART  II  -  OTHER  INFORMATION

Item  1.  Litigation

No material legal proceedings to which the Company (or any officer or director of the Company, or any affiliate or owner of record or beneficially of more than five percent of the Common Stock, to management's knowledge) is a party or to which the property of the Company is subject is pending and no such material proceeding is known by management of the Company to be contemplated.

Item  2.  Change  in  Securities

On June 20, 2000 the Company and Solana Venture Group, LP entered into a Securities Purchase Agreement which calls for the sale and purchase of 1,005,590 shares in three installments at a price of $1.79; 558,663 Shares have been purchased to date. The Company relies on exemption from registration under
Section 4(2) of the Securities Act of 1933, as amended in that the transaction is a private placement of said securities to an accredited investor who is acquiring the securities for its own account and not with a view to sale or resale, distribution or transfer.

Item  3.  Defaults  Upon  Senior  Securities

This item is not applicable to the Company for the period covered by this report.

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders

There were no meetings of security holders during the period covered by this report; thus, this item is not applicable.

Item  5.  Other  Information

There is no additional information which the Company is electing to report under this item at this time.

Item  6.  Exhibits  and  Reports  on  Form  8-K

This item is not applicable to the Company for the period covered by this report.

                                INDEX OF EXHIBITS

(27)  Financial  Data  Schedule

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 10th day of November, 2000.

MAINTENANCE  DEPOT,  INC.  (Registrant)

By:  /s/  William  Mercur
--------------------------
William  Mercur,  Chief  Executive  Officer

By:  /s/  Philip  Seid
--------------------------
Philip  Seid,  Chief  Financial  and
Accounting  Officer