Form 10QSB/A
period 2000-09-30
MAINTENANCE DEPOT INC
filed 2001-01-30
CIK 1039683

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 AMENDMENT #1 TO
                                   FORM 10-QSB
                                   (MARK ONE)


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

COMMITMENTS (Note 4)

STOCKHOLDERS' EQUITY

  Preferred stock: $0.001 par value, 10,000,000 shares
   authorized; 699,900 and -0- shares issued and
   outstanding, respectively                                        700               -
  Common stock: $0.001 par value, 40,000,000 shares
   authorized; 2,644,210 and 2,085,551 shares issued
   and outstanding, respectively                                  2,645           2,086
  Additional paid-in capital                                  2,064,551       1,074,814
  Accumulated deficit                                        (1,053,077)     (1,048,554)
                                                         ---------------  --------------

    Total Stockholders' Equity                                1,014,819          28,346
                                                         ---------------  --------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $    5,608,193   $   2,996,174
                                                         ===============  ==============

                                        MAINTENANCE DEPOT, INC.
                                        Statements of Operations
                                              (Unaudited)



                                                    For the                            For the
                                               Nine Months Ended                  Three Months Ended
                                                  September 30,                      September 30,
                                    -----------------------------------------  ------------------------
                                           2000                  1999             2000         1999
                                    -------------------  --------------------  -----------  -----------
SALES, NET                          $        6,741,771   $         5,237,418   $2,032,529   $1,990,627

COST OF GOODS SOLD                           5,162,821             4,028,472    1,586,366    1,624,890
                                    -------------------  --------------------  -----------  -----------

  Gross Margin                               1,578,950             1,208,946      446,163      365,737
                                    -------------------  --------------------  -----------  -----------

OPERATING EXPENSES

  General and administrative
    expenses                                 1,294,556             1,151,933      295,933      421,978
  Depreciation expense                          68,419                69,876       19,648       29,743
                                    -------------------  --------------------  -----------  -----------

    Total Operating Expenses                 1,362,975             1,221,809      315,581      451,721
                                    -------------------  --------------------  -----------  -----------

    Income (Loss) from Operations              215,975               (12,863)     130,582      (85,984)
                                    -------------------  --------------------  -----------  -----------

OTHER INCOME (EXPENSE)

  Bad debt expense                                (968)              (51,026)        (227)     (20,054)
  Interest expense                            (219,530)             (151,238)     (92,412)     (63,344)
                                    -------------------  --------------------  -----------  -----------

    Total Other Income (Expense)              (220,498)             (202,264)     (92,639)     (83,398)
                                    -------------------  --------------------  -----------  -----------

INCOME TAX BENEFIT                                   -                     -            -            -
                                    -------------------  --------------------  -----------  -----------

NET INCOME (LOSS)                   $           (4,523)  $          (215,127)  $   37,943   $ (169,382)
                                    ===================  ====================  ===========  ===========

BASIC INCOME (LOSS)
PER SHARE                           $             0.00   $             (0.11)  $     0.02   $    (0.09)
                                    ===================  ====================  ===========  ===========

                                               MAINTENANCE DEPOT, INC.
                                         Statements of Stockholders' Equity

                                          Preferred Stock              Common Stock        Additional
                                 ------------------------------  -----------------------    Paid-in     Accumulated
                                     Shares          Amount       Shares       Amount       Capital      Deficit
                                 ---------------  -------------  ---------  ------------  -----------  ------------
Balance, December 31, 1997                     -  $           -  1,870,001  $      1,870  $  685,213   $  (637,302)

Net loss for the year ended
 December 31, 1998                             -              -          -             -           -       (26,744)
                                 ---------------  -------------  ---------  ------------  -----------  ------------

Balance, December 31, 1998                     -              -  1,870,001         1,870     685,213      (664,046)

Conversion of notes payable
and interest to common stock
at $2.00 per share                             -              -    110,550           111     220,989             -

Common stock issued for
cash and services at $2.00
per share                                      -              -    105,000           105     209,895             -

Stock offering costs                           -              -          -             -     (41,283)            -

Net loss for the year ended
 December 31, 1999                             -              -          -             -           -      (384,508)
                                 ---------------  -------------  ---------  ------------  -----------  ------------

Balance, December 31, 1999                     -              -  2,085,551         2,086   1,074,814    (1,048,554)

Common stock issued for
 cash at $1.79 per share
 (unaudited)                                   -              -    558,659           559     999,441             -

Preferred stock issued for
 cash at $0.015 per share
 (unaudited)                             699,900            700          -             -       9,798             -

Beneficial conversion feature
 of preferred stock (unaudited)                                                               10,498

Stock offering costs                           -              -          -             -     (30,000)            -

Net loss for the nine months
 ended September 30, 2000
 (unaudited)                                   -              -          -             -           -        (4,523)
                                 ---------------  -------------  ---------  ------------  -----------  ------------

Balance, September 30, 2000
 (unaudited)                             699,900  $         700  2,644,210  $      2,645  $2,064,551   $(1,053,077)
                                 ===============  =============  =========  ============  ===========  ============

                                               MAINTENANCE DEPOT, INC.
                                               Statements of Cash Flows
                                                     (Unaudited)

                                                                    For the                           For the
                                                               Nine Months Ended                 Three Months Ended
                                                                 September 30,                     September 30,
                                                  -----------------------------------------  ------------------------
                                                         2000                  1999              2000         1999
                                                  -------------------  --------------------  ------------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (loss)                               $           (4,523)  $          (215,127)  $    37,943   $(169,382)
  Adjustments to reconcile net (loss) to net
   cash used in operating activities:
    Allowance for bad debts                                        -                45,000             -      15,000
    Depreciation and amortization                             68,419                69,876        19,648      29,743
    Beneficial conversion of preferred stock                  10,498
  Changes in assets and liabilities:
    (Increase) decrease in accounts receivable               (11,821)             (207,676)      191,029     (58,721)
    (Increase) decrease in inventory                         (71,932)             (386,410)     (274,312)   (124,970)
    (Increase) decrease in prepaids                         (143,315)               (7,971)     (135,161)    (37,459)
    (Increase) decrease in deposits                           40,246               (39,751)       36,230      43,362
    Increase (decrease) in accounts payable                 (535,661)              570,271      (349,891)    121,317
    Increase (decrease) in accrued expenses                  (26,117)              (64,572)       52,233         823
    Increase (decrease) in other current
     liabilities                                                   -               100,500             -    (100,500)
    Increase (decrease) in cash overdraft                    (60,118)               40,099        50,385     (57,226)
                                                  -------------------  --------------------  ------------  ----------

      Net Cash (Used) by Operating Activities               (734,324)              (95,761)     (371,896)   (338,013)
                                                  -------------------  --------------------  ------------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES

  Purchase of fixed assets                                  (493,924)             (300,457)     (441,135)   (127,690)
                                                  -------------------  --------------------  ------------  ----------

      Net Cash (Used) by Investing Activities               (493,924)             (300,457)     (441,135)   (127,690)
                                                  -------------------  --------------------  ------------  ----------


CASH FLOWS FROM FINANCING ACTIVITIES

  Proceeds from cash sale of common stock                    970,000               376,564       570,000     376,564
  Proceeds from cash sale of preferred stock                  10,498                     -             -           -
  Proceeds from revolving credit notes payable               256,113                30,299         8,025      91,894
  Proceeds from mortgage                                   2,000,000                     -     2,000,000           -
  Principal payments on notes payable                         (8,671)               (7,447)       (2,660)     (1,447)
  Payments on revolving credit notes payable                       -                     -             -           -
                                                  -------------------  --------------------  ------------  ----------

      Net Cash Provided by Financing Activities            1,227,940              (399,416)      575,365     467,011
                                                  -------------------  --------------------  ------------  ----------

NET INCREASE (DECREASE) IN CASH                                 (308)                3,198      (237,666)      1,308

CASH AT BEGINNING OF PERIOD                                    4,505                     -       241,863       1,890
                                                  -------------------  --------------------  ------------  ----------

CASH AT END OF PERIOD                             $            4,197   $             3,198   $     4,197   $   3,198
                                                  ===================  ====================  ============  ==========

CASH PAID FOR:

  Interest expense                                $          219,530   $           151,238   $    92,412   $  63,344
  Income taxes                                    $                -   $                 -   $         -   $       -

SUPPLEMENTAL SCHEDULE OF NON CASH
  FINANCING ACTIVITIES                            $        2,000,000                         $ 2,000,000


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

                    Computer equipment      5 years
                    Equipment               7 years
                    Furniture and fixtures  7 years
                    Leasehold improvements  5 years

          f.   Basic Net Income (Loss) Per Share


                                 For  the  Nine  Months  Ended
                                        June  30,  2000
                             -----------------------------------------
                                        (Denominator)
                                           Weighted
                              (Numerator)    Average         Net
                                Income      Number of     Income Per
                                Amounts     Shares          Share
                             ------------  -----------  --------------

          Net  Income         $   (4,523)    2,195,653    $     0.00
                             ------------  -----------  --------------

                              $   (4,523)    2,195,653    $     0.00
                             ============  ============  =============


                                 For  the  Nine  Months  Ended
                                        June  30,  1999
                             -----------------------------------------
                                         (Denominator)
                                            Weighted
                             (Numerator)     Average        Net
                                (Loss)      Number of    (Loss) Per
                                Amounts       Shares       Share
                             ------------  -----------  --------------

          Net  loss           $  (215,127)   1,890,515    $    (0.11)
                             ------------  -----------  --------------

                              $  (215,127)   1,890,515    $    (0.11)
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

NOTE 8 - PREFERRED STOCK TRANSACTIONS


               During the six month period ended June 30, 2000, the Company issued 699,900 shares of Series "A" preferred stock to William Mercur and Philip Seid. Should either of these individuals be terminated for cause as set forth in paragraph 8 (c) of their employment contracts during the five year period commencing with their purchase of the Series "A" Preferred stock, the Company has the right to repurchase their Series "A" Preferred stock at their purchase price. The Series "A" Preferred stock has the right to elect a majority of the Board of Directors, and is convertible to common stock, at the election of the shareholder no sooner that five years from the date of purchase, at the ratio of one share of preferred to two shares of common. It has no other voting rights, shall not participate in dividends, and shall have no preference in dissolution.


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


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Forward-looking  Statements

                  The statements contained herein that are not historical are "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995), which can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should" or "anticipates" or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Management of the Company wish to caution the reader that the forward-looking statements referred to above and contained herein regarding matters that are not historical facts involve predictions. No assurance can be given that the future results will be achieved as actual events or results may differ materially as a result of risks facing the Company.

Increases in general and administration expenses reflect increased personnel costs as well as increased costs in utilities and maintenance due to the new facilty. Interest expenses increased as compared to the prior comparable period primarily to increases in the interest rates, and increases in borrowing. The Company's bad debt expense has been reduced as compared to the prior comparable period primarily because the prior period's bad debt expense was due substantially to one customer failing to meet its obligations to the Company.

The influx of funds pursuant to the securities purchase agreement with Solano Venture Group, LP ($1,000,000 to date) has enabled the company to take advantage of various purchase and prompt payment discounts in addition to being able to increase purchases to insure inventory availability for our customers needs. These savings, together with the additional income realized by the Company have had a positive effect on the cash flow of the Company. The additional funds expected pursuant to said agreement are expected to further enhance the ability of the Company to meet its cash flow needs.

Sales were up approximately 28.8% over that of the same period in the prior year and gross profits remained strong as the Company reduced sales of goods with marginal profits and was able to replace these with goods yielding larger returns.

These factors, along with the efficiencies of operations we have experienced in our new facility, have enabled revenues and profits to grow during this period. The new facility, with its greater available space and access has enabled the Company to organize and access its inventory with greater efficiency. This, together with the increased staging areas and increase in the number of loading docks has enabled the Company to organize and deliver orders in a more timely, and cost efficient manner.

In July, the Company purchased our its facility, previously rented by the Company. The purchase price was approximately $2,453,000, which was financed with a five(5) year interest only loan of $2,000,000 at an interest rate of 12.5%.

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